Form 10-Q
period 2026-03-31
Breeze Acquisition Corp. II
filed 2026-09-23
CIK 2095443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43280

BREEZE ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

955 W. John Carpenter Fwy., Suite 100-929, Irving, TX	75309
(Address of principal executive offices)	(Zip Code)

(888) 273-9001

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	BREZ	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-fifth (1/5) of one ordinary share, par value $0.0001	BREZR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 23, 2026, there were 19,870,676 ordinary shares, $0.0001 par value, issued and outstanding.

BREEZE ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BREEZE ACQUISITION CORP. II

CONDENSED BALANCE SHEET

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Prepaid expenses	$37,137	$39,678
Total current assets	37,137	39,678
Deferred offering costs	454,063	177,490
TOTAL ASSETS	$491,200	$217,168

LIABILITIES AND SHAREHOLDER’S DEFICIT:
Current liabilities:
Promissory note - related party	$427,150	$162,650
Accounts payable	289,166	85,412
Accrued expenses	14,429	70,445
Total Liabilities	730,745	318,507

Commitments and Contingencies (Note 7)

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value, 125,000,000 shares authorized, 5,050,676 issued and outstanding at March 31, 2026 and December 31, 2025 (1)	505	505
Additional paid-in capital	24,495	24,495
Accumulated deficit	(264,545)	(126,339)
Total Shareholder’s Deficit	(239,545)	(101,339)
LIABILITIES AND SHAREHOLDER’S DEFICIT	$491,200	$217,168

(1)	Includes up to 658,784 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 of these ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31, 2026
Operating and formation costs	$138,206
Net loss	$(138,206)

Weighted average shares outstanding, basic and diluted(1)	4,391,892
Basic and diluted net loss per ordinary share	$(0.03)

(1)	Excludes up to 658,784 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 of these ordinary shares are no longer subject to forfeiture and 131,757 shares were forfeited by the Sponsor for no consideration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	5,050,676	$505	$24,495	$(126,339)	$(101,339)
Net loss	—	—	—	(138,206)	(138,206)
Balance at March 31, 2026	5,050,676	$505	$24,495	$(264,545)	$(239,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2026
Cash Flows from Operating Activities:
Net loss	$(138,206)
Changes in operating assets and liabilities:
Prepaid expenses	2,541
Accounts payable	11,522
Accrued expenses	(9,096)
Net cash used in operating activities	(133,239)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	264,500
Payment of deferred offering costs	(131,261)
Net cash provided by financing activities	133,239

Net Change in Cash	—
Cash - Beginning of period	—
Cash - End of period	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable	$192,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Breeze Acquisition Corp. II (the “Company”) is a blank check company incorporated in the Cayman Islands on August 20, 2025. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 20, 2025 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash held in trust account, and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Units (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2026. On May 14, 2026, the Company consummated the Initial Public Offering of 12,500,000 units, each unit consisting of one ordinary share and one right to receive one-fifth (1/5) of an ordinary share upon the consummation of the Company’s initial business combination (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares” and, with respect to the rights included in the Units sold, the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $125,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 447,500 private placement units (collectively, the “Private Units”, each Private Unit consisting of one ordinary share the “Private Placement Shares” and one right to receive one-fifth (1/5) of an ordinary share upon the consummation of the Company’s initial business combination (the “Private Placement Rights”) with the Public Rights and Private Placement Rights collectively referred to as the “Rights”) to Breeze Sponsor II, LLC (the “Sponsor”) at a price of $10.00 per Private Unit, generating gross proceeds of $4,475,000 (see Note 4).

Following the closing of the Initial Public Offering on May 14, 2026, an amount of $125,593,750 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, or held as cash or cash items, including in demand deposit accounts at a bank, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $2,510,654, consisting of $1,562,500 of cash underwriting fees, $622,654 of other offering costs, and $325,500 of Representative Shares. In addition, at May 14, 2026, $510,822 of cash and cash equivalents was held by the Company outside of the Trust Account and was available for working capital purposes.

Subsequent to the Initial Public Offering on May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units at a price of $10.00 per Unit or $15,000,000. In conjunction with the Underwriter’s partial exercise of the over-allotment option, the Sponsor purchased an additional 22,500 Private Placement Units for $225,000.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, $10.025 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Units, was held in the Trust Account.

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.025 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Rights. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

If the Company seeks shareholder approval with respect to a proposed Business Combination, the Company will proceed only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and the Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company will have until May 14, 2027, 12 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”), unless otherwise extended. However, if the Company anticipates that it may not be able to consummate a Business Combination within the Completion Period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond the Completion Period without a shareholder vote.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable and up to $100,000 of interest to pay dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

As of March 31, 2026, the Company had a working capital deficit of $693,608. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes.

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the completion window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of these financial statements.  Therefore, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. The financial statement does not include any adjustments that might result from the Company’s inability to continue as a going concern.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 14, 2027. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 14, 2027.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on May 14, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2026 as amended on Form 8-K/A on September 9, 2026.

The interim results for the period from January 1, 2026 through March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of March 31, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the Units sold upon the completion of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $454,063 and $177,490, respectively. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to ordinary shares were initially charged to temporary equity and then accreted to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $2,510,654, of which $2,421,363 was charged to temporary equity upon the completion of the Initial Public Offering and $89,291 was charged to shareholder’s deficit as a reduction to permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on August 20, 2025, the evaluation was performed for the 2025 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 658,784 ordinary shares that are subject to forfeiture if the over-allotment option was not exercised by the Underwriter (see Note 7). At March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Share Rights

The Company will account for the Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging. Accordingly, the Company evaluated and will classify the Rights under equity treatment at their assigned values.

Risks and Uncertainty

The United States and global markets continue to experience volatility and disruption resulting from geopolitical instability, including the ongoing Russia-Ukraine conflict and escalating conflicts in the Middle East, including those involving the United States, Israel and Iran. These events and related actions by the United States, the United Kingdom, the European Union and other countries, including the imposition of sanctions and the provision of military and other assistance, have contributed to global economic uncertainty. The resulting conditions have led, and may continue to lead, to disruptions in global markets, including volatility in commodity prices and capital markets, supply chain interruptions (including disruptions to key maritime routes), heightened cybersecurity risks and reduced liquidity in financial markets. The extent and duration of these impacts remain uncertain.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalating conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units, generating gross proceeds of $125,000,000. Each Unit had an offering price of $10.00 and consisted of one ordinary share and one Right. Each Right entitles the holder to receive one-fifth of one ordinary share upon consummation of the Business Combination. The Company will not issue fractional shares in connection with a conversion of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law.

Subsequent to the Initial Public Offering on May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units at a price of $10.00 per Unit or $15,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 447,500 Private Units at a price of $10.00 per unit generating gross proceeds of $4,475,000. Each Private Unit , which had an offering price of $10.00, consisted of one ordinary share and one Right which entitles the holder thereof to receive one-fifth of one ordinary share upon consummation of our initial business combination. A portion of the proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units will expire worthless. The Private Units are identical to the Public Units sold in the Initial Public Offering. However, the Company’s initial shareholders have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of the company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if it has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares or Private Placement Shares if the company fails to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the company fails to complete its initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. The Private Units sold in the Private Placement including the underlying securities and the working capital units that may be issued upon conversion of working capital loans including underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On May 15, 2026, in conjunction with the Underwriter’s partial exercise of the over-allotment option, the Sponsor purchased an additional 22,500 Private Placement Units for $225,000.

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Deferred offering costs	$454,063	$177,490
Total Assets	$491,200	$217,168

For the Three Months Ended March 31, 2026
Operating and formation costs	$138,206
Net Loss	$138,206

The CODM reviews formation, general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On September 8, 2025, the Sponsor was issued 4,791,667 ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On October 7, 2025, the Company and underwriters amended the underwriters’ engagement letter to increase the amount of ordinary shares held by Sponsor, on an as-converted basis, from 25% to 26% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On October 21, 2025, an additional 259,009 Founder Shares were issued to our Sponsor for a total of 5,050,676 Founder Shares outstanding for total consideration paid of $25,000, or approximately $0.005 per share.

The Founder Shares include an aggregate of up to 658,784 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 26% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 Founder Shares are no longer subject to forfeiture.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 26% of the number of ordinary shares outstanding upon completion of the Initial Public Offering assuming the underwriters’ over-allotment option is exercised.

The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of the Company’s Initial Business Combination and (ii) the date on which the Company consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after the Company’s initial business combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. If the last sale price of the Company’s ordinary shares equals or exceed $15.00 per share (as adjusted for share subdivisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, the Founder Shares will be released from the lock-up. The Private Units (including the underlying securities) will not be transferable, assignable or saleable until 30 days after the completion of the Company’s initial business combination (except to certain permitted transferees).

Promissory Note - Related Party

On August 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). On January 25, 2026, the Company and the Sponsor amended the promissory note to increase the facility to $2,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which Company consummates an initial public offering of its securities. As of March 31, 2026 and December 31, 2025, the Company had $427,150 and $162,650 outstanding under the Promissory Note, respectively.

Working Capital Loans and Extension Loans

In order to meet our working capital needs following the consummation of the Initial Public Offering until completion of an initial Business Combination, our founders, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our Business Combination into working capital units at a price of $10.00 per unit. If we do not complete our initial Business Combination, the loans would be repaid out of funds not held in the trust account, and only to the extent funds are available. As of March 31, 2026 and December 31, 2025, the Company had no working capital loans outstanding.

Administrative Support Agreement

The Company is obligated, commencing on the date of Initial Public Offering, to pay the Sponsor, a monthly fee of $5,000 for general and administrative services.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units) which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (and the securities comprising such units) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of Working Capital Loans are converted into Private Units, the Company will be obligated to register up to 6,151,426 ordinary shares and 625,625 Private Placement Rights (if the underwriters’ over-allotment option is exercised in full) . The number of ordinary shares includes (i) 5,050,676 ordinary shares issued as Founder Shares, (ii) 475,625 ordinary shares comprising part of the Private Units, (iii) 95,125 ordinary shares to be issued upon conversion of Private Placement Rights as part of the Private Units, (iv) 150,000 ordinary shares comprising part of the Private Units issued upon conversion of Working Capital Loans, (v) 30,000 ordinary shares to be issued upon conversion of Private Placement Rights as part of the working capital units upon conversion of Working Capital Loans and (vi) 350,000 representative shares. The number of Private Placement Rights includes 475,625 Private Placement Rights (if the underwriters’ over-allotment option is exercised in full) as part of the Private Units and 150,000 Private Placement Rights as part of the working capital units upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Public Offering.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or share right to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, share rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or share rights, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement shares pursuant to the letter agreement described herein.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 1.25% of the gross proceeds of the units offered in the Initial Public Offering, or $1,562,500 in the aggregate (or $1,796,875 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable to the underwriters upon the closing of this offering.

Subsequent to the Initial Public Offering that occurred on May 14, 2026, the underwriter partially exercised the over-allotment option for the purchase of an additional 1,500,000 Units and the underwriter was entitled to a cash underwriting discount of $187,500. The unexercised overallotment option for the remaining 375,000 Units was forfeited.

Representative Shares

The Company issued to the representative and/or its designees 350,000 ordinary shares for $0.01 per share at the closing of the Initial Public Offering as representative shares (the “Representative Shares”). The Representative Shares are deemed to be underwriting compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the representative has agreed (i) to not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Completion Period.

NOTE 8. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,250,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 125,000,000 ordinary shares with a par value of $0.0001 per share. On September 8, 2025, the Company issued 4,791,667 ordinary shares, which are considered issued and outstanding as of September 8, 2025. On October 21, 2025, an additional 259,009 Founder Shares were issued to our Sponsor for a total of 5,050,676 Founder Shares issued and outstanding. Of the 5,050,676 ordinary shares outstanding, an aggregate of up to 658,784 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial Shareholder will collectively own 26% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering). On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 Founder Shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a Right will automatically receive one-fifth (1/5) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-fifth (1/5) of one ordinary share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 3, 2026, the Sponsor has agreed to transfer an aggregate of 140,000 Founder Shares to the independent directors of the Company in exchange for their respective professional services to the Company through the initial business combination. The number of Founder Shares ultimately transferred is subject to adjustment based on the director’s service period. If a director ceases to serve on the Board prior to the consummation of the initial business combination, the number of shares awarded is reduced on a pro rata basis based on the number of months served relative to the total service period through the business combination. The Founder Shares are subject to a performance condition (i.e. the consummation of the Business Combination).

On May 14, 2026, the Company consummated the Initial Public Offering of 12,500,000 units generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 447,500 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $4,475,000.

On May 14, 2026, the Company paid the entire outstanding balance under the promissory note - related party.

Subsequent to the Initial Public Offering, the Underwriter partially exercised the over-allotment option for the purchase of an additional 1,500,000 Units at a price of $10.00 per Unit. The underwriters were entitled to a cash underwriting discount of 1.25% of the gross proceeds of the Public Units offered in the Initial Public Offering, which is approximately $187,500. In conjunction with the Underwriter’s partial exercise of the over-allotment option, the Sponsor purchased an additional 22,500 Private Placement Units for $225,000. As the over-allotment option was only partially exercised, 131,757 Founder Shares were forfeited by the Sponsor for no consideration, effective May 15, 2026. On May 15, 2026 an amount of $15,037,500 from the partial exercise of the over-allotment option and additional Private Units was deposited into the Trust Account.

On August 20, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company has not filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 and its Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Delinquent Filings”), the Company no longer complies with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission.

The Notice has no immediate effect on the listing or trading of the Company’s securities on The Nasdaq Stock Market. Pursuant to the Notice, the Company has 30 calendar days, or until September 21, 2026, to submit a plan to regain compliance with Nasdaq’s listing rules with respect to the Delinquent Filings. The Company submitted its plan of compliance with Nasdaq on September 18, 2026. If Nasdaq accepts the plan, Nasdaq may grant the Company an exception of up to 180 calendar days from the initial Delinquent Filing’s due date, or until December 28, 2026, to regain compliance. Any subsequent periodic filing that becomes due within the 180-day exception period must be filed no later than the end of such period. If the plan is not accepted by Nasdaq, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Company intends to take the steps necessary to regain compliance with Nasdaq’s listing rules as soon as practicable or, alternatively, to submit the plan to Nasdaq within the required timeframe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 20, 2025, formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Units, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2026, were organizational activities, those necessary to prepare for our Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $138,206, which resulted from operating and formation costs of $138,206.

Through March 31, 2026, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering and activities relating to general corporate matters.

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash used in operating activities was $133,239, which was due to our net loss of $138,206, partially offset by changes in working capital accounts of $4,967.

For the three months ended March 31, 2026, net cash provided by financing activities was $133,239, which was due to proceeds from the promissory note - related party of $264,500 offset by payments for deferred offering costs of $131,261.

The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2026. On May 14, 2026, the Company consummated the Initial Public Offering of 12,500,000 units generating gross proceeds of $125,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 447,500 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $4,475,000.

Following the closing of the Initial Public Offering on May 14, 2026, an amount of $125,312,500 ($10.025 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account.

Subsequent to the Initial Public Offering on May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units at a price of $10.00 per Unit or $15,000,000. In conjunction with the Underwriter’s partial exercise of the over-allotment option, the Sponsor purchased an additional 22,500 Private Placement Units for $225,000.We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

After taking into consideration the consummation of the Initial Public Offering, we do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Units (and the securities comprising such units) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Business Combination pursuant to the Registration Rights Agreement, dated May 12, 2026. Pursuant to the Registration Rights Agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of Working Capital Loans are converted into Private Units, the Company will be obligated to register up to 6,151,426 ordinary shares and 625,625 Private Placement Rights (if the underwriters’ over-allotment option is exercised in full). The number of ordinary shares includes (i) 5,050,676 ordinary shares issued as Founder Shares, (ii) 475,625 ordinary shares comprising part of the Private Units, (iii) 95,125 ordinary shares to be issued upon conversion of Private Placement Rights as part of the Private Units, (iv) 150,000 ordinary shares comprising part of the Private Units issued upon conversion of Working Capital Loans, (v) 30,000 ordinary shares to be issued upon conversion of Private Placement Rights as part of the working capital units upon conversion of Working Capital Loans and (vi) 350,000 representative shares. The number of Private Placement Rights includes 475,625 Private Placement Rights (if the underwriters’ over-allotment option is exercised in full) as part of the Private Units and 150,000 Private Placement Rights as part of the working capital units upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Public Offering.

Promissory Notes - Related Party

On August 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). On January 25, 2026, the Company and the Sponsor amended the promissory note to increase the facility to $2,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which Company consummates an initial public offering of its securities. As of March 31, 2026, the Company had $427,150 outstanding under the Promissory Note. On May 14, 2026 upon the closing of the Initial Public Offering, the Company paid the entire outstanding balance under the Promissory Note.

Underwriters Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or share right to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, share rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or share rights, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement shares pursuant to the letter agreement described herein.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 1.25% of the gross proceeds of the units offered in the Initial Public Offering, or $1,562,500 in the aggregate (or $1,796,875 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable to the underwriters upon the closing of this offering.

Subsequent to the Initial Public Offering on May 14, 2026, the underwriter partially exercised the over-allotment option for the purchase of an additional 1,500,000 Units and the underwriter was entitled to a cash underwriting discount of $187,500. The unexercised overallotment option for the remaining 375,000 Units was forfeited.

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting.

Material Weakness Over Financial Reporting

The Company identified that internal controls were ineffective and that a material weakness exists in its internal control over financial reporting related to reviewing service contracts with vendors to identify the counterparty and determine if an obligation exists and is owed to vendors. As a result of the inadequate controls surrounding contract review, the Company inappropriately recorded an obligation that did not exist and disbursed cash under that related obligation. Management is in the process of implementing remediation procedures to address the control deficiency that led to the material weakness. The remediation plan includes, but is not limited to, the implementation of additional review procedures of executed contracts to identify the counterparty and determine if certain terms or provisions result in the existence of an obligation.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on May 14, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2026, the Company consummated its Initial Public Offering of 12,500,000 Public Units, and on May 15, 2026, the underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units, generating gross proceeds of $140,000,000. IB Capital LLC and I-Bankers Securities, Inc. acted as book-running managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-291575). The Securities and Exchange Commission declared the registration statements effective on May 12, 2026. The registration statement registered the Public Units, and the Public Shares and Public Rights underlying the Public Units.

Simultaneously with the closing of the Initial Public Offering and the partial exercise of the over-allotment option, the Company consummated the sale of 470,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $4,700,000.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Units, an aggregate of $140,350,000 was placed in the Trust Account.

We paid transaction costs related to the issuances described above of $2,510,654, consisting of $1,562,500 of cash underwriting fees, $622,654 of other offering costs, and $325,500 of Representative Shares.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1†	Underwriting Agreement, dated May 12, 2026, by and between the Company and IB Capital, LLC, as representative of the several underwriters.
3.1†	Amended and Restated Memorandum and Articles of Association
4.1†	Rights Agreement, dated May 12, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.
10.1†	Letter Agreement, dated May 12, 2026, by and among the Company, Breeze Sponsor II, LLC, IB Capital, LLC, and each of the officers and directors of the Company.
10.2†	Investment Management Trust Agreement, dated May 12, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3†	Registration Rights Agreement, dated May 12, 2026, by and among the Company and the Holders signatory thereto.
10.4†	Administrative Services Agreement, dated May 12, 2026, by and between the Company and Breeze Sponsor II, LLC.
10.5†	Private Placement Units Purchase Agreement, dated May 12, 2026, by and between the Company and Breeze Sponsor II, LLC.
10.6†	Form of Indemnity Agreement, each dated May 12, 2026, by and between the Company and each of the officers and directors of the Company.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.
†	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 15, 2026, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE ACQUISITION CORP. II

Date: September 23, 2026	By:	/s/ J. Douglas Ramsey
	Name:	J. Douglas Ramsey, Ph.D.
	Title:	Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)