Form 10-Q
period 2026-06-30
Breeze Acquisition Corp. II
filed 2026-10-16
CIK 2095443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-43280

BREEZE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

129 S. Main St., Ste. 260

Grapevine, TX 76051

Telephone: (888) 273-9001

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value per share, and one right	BREZU	The Nasdaq Stock Market LLC

Ordinary shares, par value $0.0001 per share	BREZ	The Nasdaq Stock Market LLC

Rights, each right entitling the holder to receive one-fifth (1/5) of one ordinary share, par value $0.0001	BREZR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of October 14, 2026, there were 19,738,919 ordinary shares, par value $0.0001 per share, issued and outstanding.

i

BREEZE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,963	$—
Prepaid expenses	392,348	39,678
Total current assets	523,311	39,678
Cash held in trust account	140,974,649	—
Deferred offering costs	—	177,490
TOTAL ASSETS	$141,497,960	$217,168

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Promissory note - related party	$—	$162,650
Accounts payable	130,595	85,412
Accrued expenses	48,943	70,445
Total Liabilities	179,538	318,507

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 14,000,000 shares at redemption value of $10.07 per share	140,974,649	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value, 125,000,000 shares authorized, 5,738,919 and 5,050,676 issued and outstanding at June 30, 2026 and December 31, 2025, respectively (excluding 14,000,000 shares subject to possible redemption)(1)	574	505
Additional paid-in capital	1,359,623	24,495
Due from sponsor	(1,150,000)	—
Retained earnings (accumulated deficit)	133,576	(126,339)
Total Shareholders’ Equity (Deficit)	343,773	(101,339)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$141,497,960	$217,168

(1)	As of December 31, 2025, includes up to 658,784 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 of these ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Operating and formation costs	$248,218	$386,424
Loss from operations	(248,218)	(386,424)

Other income:
Interest on cash held in trust account	624,649	624,649
Interest income	690	690
Change in fair value of over-allotment liability	21,000	21,000
Net income	$398,121	$259,915

Basic weighted average shares outstanding, ordinary shares subject to redemption	7,214,286	3,627,072
Basic net income per ordinary share subject to redemption	$0.03	$0.03

Basic weighted average shares outstanding, ordinary shares not subject to redemption	4,901,049	4,647,877
Basic net income per ordinary share not subject to redemption	$0.03	$0.03

Diluted weighted average shares outstanding, ordinary shares subject to redemption	7,214,286	3,627,072
Diluted net income per ordinary share subject to redemption	$0.03	$0.03

Diluted weighted average shares outstanding, ordinary shares not subject to redemption	5,161,666	5,040,963
Diluted net income per ordinary share not subject to redemption	$0.03	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Due from	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Sponsor	Deficit)	(Deficit)
Balance at January 1, 2026	5,050,676	$505	$24,495	$—	$(126,339)	$(101,339)
Net loss	—	—	—	—	(138,206)	(138,206)
Balance at March 31, 2026 (unaudited)	5,050,676	505	24,495	—	(264,545)	(239,545)
Allocated value of transaction costs to ordinary shares	—	—	(91,574)	—	—	(91,574)
Proceeds from sale of private placement units	470,000	47	4,699,953	—	—	4,700,000
Fair value of public rights at issuance	—	—	3,080,000	—	—	3,080,000
Fair value of representative shares included in offering costs	—	—	325,500	—	—	325,500
Proceeds of representative shares	350,000	35	3,465	—	—	3,500
Due from Sponsor	—	—	—	(1,150,000)	—	(1,150,000)
Accretion of ordinary shares subject to redemption to redemption value	—	—	(6,682,229)	—	—	(6,682,229)
Forfeiture of founder shares	(131,757)	(13)	13	—	—	—
Net income	—	—	—	—	398,121	398,121
Balance at June 30, 2026 (unaudited)	5,738,919	$574	$1,359,623	$(1,150,000)	$133,576	$343,773

The accompanying notes are an integral part of these unaudited condensed financial statements.

BREEZE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended June 30, 2026

Cash Flows from Operating Activities:
Net income	$259,915
Interest on cash held in trust account	(624,649)
Change in fair value of over-allotment liability	(21,000)
Changes in operating assets and liabilities:
Prepaid expenses	(352,670)
Accounts payable	42,392
Accrued expenses	39,847
Net cash used in operating activities	(656,165)

Cash Flows from Investing Activities:
Cash deposited into trust account	(140,350,000)
Net cash used in investing activities	(140,350,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting fees and expense reimbursement	138,100,000
Proceeds from private placement units	4,700,000
Proceeds from promissory note - related party	1,441,239
Proceeds from representative shares	3,500
Repayment of promissory note - related party	(1,603,889)
Payment of offering costs	(353,722)
Due from Sponsor	(1,150,000)
Net cash provided by financing activities	141,137,128

Net change in cash	130,963
Cash - beginning of period	—
Cash - end of period	$130,963

Non-Cash Investing and Financing Activities:
Offering costs included in accounts payable	$2,791
Accretion of Ordinary Shares subject to redemption to redemption value	$6,682,229
Forfeiture of Founder Shares	$13

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 20, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Company’s initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the IPO, the Company’s post-IPO activities, including, among others, evaluating prospective acquisition candidates and activities in connection with a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash held in trust account, and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Units (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2026. On May 14, 2026, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $125,000,000 (see Note 3). Each Unit consists of one Public Share and one right (“Public Right”) to receive one-fifth (1/5) of an Ordinary Share upon the consummation of an initial Business Combination.

On May 15, 2026, Underwriters purchased an additional 1,500,000 units (the “Option Units”) pursuant to the partial exercise of the over-allotment option (“Over-Allotment Option”), generating gross proceeds of $15,000,000.

Simultaneously with the closing of the Initial Public Offering and the closing of the Over-Allotment Option, the Company consummated the private sale (“Private Placement”) of an aggregate of 470,000 private placement units (collectively, the “Private Units”) to Breeze Sponsor II (the “Sponsor”) at a price of $10.00 per Unit, generating gross proceeds of $4,700,000 (see Note 4).

Following the closing of the Initial Public Offering, the Private Placement and the Over-Allotment Option, a total of $140,350,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Units and the Option Units ($10.025 per Public Share in each case) was placed in a trust account (the “Trust Account”), to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, or held as cash or cash items, including in demand deposit accounts at a bank, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $2,698,154, consisting of $1,750,000 of cash underwriting fees, $472,654 of other offering costs, $325,500 of Representative Shares and $150,000 of Underwriters’ reimbursement. In addition, as of June 30, 2026, $130,963 of cash and cash equivalents was held by the Company outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.025 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Units, will be held in the Trust Account.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.025 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s Share Rights. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, Amended and Restated Memorandum and the Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 6) held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination.

The Company will have until May 14, 2027, 12 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”), unless otherwise extended. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 12 months without a shareholder vote.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had a working capital surplus of $343,773. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes.

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the completion window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements were issued. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on May 14, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2026 as amended on Form 8-K/A on September 9, 2026.

The interim results for the period from January 1, 2026 through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company held cash and cash equivalents of $130,963 and $0, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $140,974,649, and $0 in cash held in the Trust Account, respectively.

Ordinary Shares Subject to Possible Redemption

All of the ordinary shares that were sold as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company did not specify a maximum redemption threshold. However, any threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of June 30, 2026, the Ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$140,000,000
Less:
Proceeds allocated to public share rights	(3,080,000)
Proceeds allocated to over-allotment liability	(21,000)
Issuance costs allocated to ordinary shares	(2,606,580)
Plus:
Accretion of carrying value to redemption value	6,682,229
Ordinary shares subject to possible redemption	$140,974,649

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the Units sold upon the completion of the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $2,698,154, consisting of $1,750,000 of cash underwriting fees, $472,654 of other offering costs, $325,500 of Representative Shares and $150,000 of Underwriters’ reimbursement. As such, the Company recorded $2,606,580 of offering costs as a reduction of temporary equity and $91,574 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on August 20, 2025, the evaluation was performed for the 2025 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the Initial Public Offering since the exercise of the rights are contingent upon the occurrence of future events. The Company has Ordinary Shares, which are referred to as redeemable Ordinary Shares and non-redeemable Ordinary Shares. The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company included in redeemable Ordinary Shares. As a result, diluted income per Ordinary Shares is the same as basic income per Ordinary Shares for the periods presented.

The Ordinary Shares included 658,784 Founder Shares (as defined in Note 6) that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On May 15, 2026, the underwriters partially exercised their Over-Allotment Option for an additional 1,500,000 Public Units. As a result, 527,027 Ordinary Shares were no longer subject to forfeiture and 131,757 shares were forfeited.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income per share:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic net income per share:
Numerator:
Net income	$237,068	$161,053	$113,926	$145,989
Denominator:
Weighted Average Ordinary Shares	7,214,286	4,901,049	3,627,072	4,647,877
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Diluted net income per share:
Numerator:
Net income	$232,076	$166,045	$108,759	$151,156
Denominator:
Weighted Average Ordinary Shares	7,214,286	5,161,666	3,627,072	5,040,963
Diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

☐	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

☐	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

☐	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was a freestanding financial instrument indexed to contingently redeemable shares and was initially accounted for as a liability. Upon the partial exercise of the option, the portion attributable to the exercised units was reclassified to the carrying amount of the related redeemable ordinary shares. Upon expiration of the option, the liability associated with the remaining unexercised portion was recognized in earnings.

Share Rights

The Company will account for the Public and Private Placement Rights to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned values. There are 14,000,000 Public Share Rights and 470,000 Private Share Rights outstanding as of June 30, 2026.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Subsequent to the Initial Public Offering on May 15, 2026, the Underwriters partially exercised their Over-Allotment Option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit or $15,000,000.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and Over-Allotment Option, the Company consummated the sale of 470,000 Private Units at a price of $10.00 per unit generating gross proceeds of $4,700,000. Each private unit in this offering, which has an offering price of $10.00, consists of one ordinary share and one right which entitles the holder thereof to receive one-fifth of one ordinary share upon consummation of our initial business combination. A portion of the proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units will expire worthless. The Private Units are identical to the Public Units sold in the Initial Public Offering. However, the Company’s initial shareholders have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of the company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if it has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares or Private Placement Shares if the company fails to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if the company fails to complete its initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. The Private Units sold in the Private Placement including the underlying securities and the working capital units that may be issued upon conversion of working capital loans including underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$130,963	$-
Prepaid expenses	392,348	39,678
Cash held in Trust Account	140,974,649	-
Deferred offering costs	-	177,490
Total assets	$141,497,960	$217,168

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation, general and administrative expenses	$(248,218)	$(386,424)
Interest earned on cash held in Trust Account	624,649	624,649
Interest income	690	690
Change in fair value of over-allotment liability	21,000	21,000
Net income	$398,121	$259,915

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Founder Shares included an aggregate of up to 658,784 ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 26% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

On May 15, 2026, the Underwriter partially exercised its over-allotment option for an additional 1,500,000 Public Units. As a result, 527,027 Founder Shares are no longer subject to forfeiture and 131,757 Founder Shares were forfeited.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 26% of the number of ordinary shares outstanding upon completion of the Initial Public Offering assuming the underwriters’ over-allotment option is exercised.

The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of: (i) six months after the date of the consummation of the Company’s Initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after the Company’s initial business combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. If the last sale price of the Company’s ordinary shares equals or exceed $15.00 per share (as adjusted for share subdivisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after our initial business combination, the Founder Shares will be released from the lock-up. The Private Units (including the underlying securities) will not be transferable, assignable or saleable until after the completion of the Company’s initial business combination (except to certain permitted transferees).

Promissory Note - Related Party

On August 20, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). On January 25, 2026, the Company and the Sponsor amended the promissory note to increase the facility to $2,000,000. This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which Company consummates an initial public offering of its securities. The loan was repaid at the time of the IPO, on May 14, 2026. As of June 30, 2026 and December 31, 2025, the Company had zero and $162,650 outstanding under the Promissory Note, respectively.

Working Capital Loans and Extension Loans

In order to meet our working capital needs following the consummation of the Initial Public Offering until completion of an initial Business Combination, our founders, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our Business Combination into working capital units at a price of $10.00 per unit. If we do not complete our initial Business Combination, the loans would be repaid out of funds not held in the trust account, and only to the extent funds are available. As of June 30, 2026 and December 31, 2025, the Company had no working capital loans outstanding.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company is obligated, commencing on the date of Initial Public Offering, to pay the Sponsor, a monthly fee of $5,000 for general and administrative services. In June 2026, the Company advanced $115,000 to the Sponsor to fund future monthly administrative fees and certain other expenses to be paid by the Sponsor on behalf of the Company. As of June 30, 2026, the unused portion of the advance of $107,258 was included in prepaid expenses on the condensed balance sheet. For the three and six months ended June 30, 2026, the Company incurred fees of $7,742.

Due from Sponsor

At June 30, 2026, the Company has a receivable of $1,150,000, recorded as a contra-equity item within shareholders’ equity (deficit). The amount represents proceeds from the private placement units that were initially funded by the Sponsor and subsequently paid by the Company to a third party in satisfaction of obligations of the Sponsor.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

In connection with the closing of the Initial Public Offering, the Company entered into a registration and shareholder rights agreement pursuant to which the holders of the Founder Shares, Private Units and the securities comprising the Private Units, and any Private Units that may be issued upon conversion of Working Capital Loans are entitled to certain registration rights with respect to such securities and certain other securities acquired prior to the consummation of the Company’s initial Business Combination.

Pursuant to the registration rights agreement and assuming the $1,500,000 of Working Capital Loans are converted into 150,000 Private Units, the Company will be obligated to register up to 6,012,919 ordinary shares and 620,000 Private Placement Rights. The number of ordinary shares includes (i) 4,918,919 outstanding ordinary shares issued as Founder Shares, (ii) 470,000 ordinary shares included in the Private Units, (iii) 94,000 ordinary shares to be issued upon conversion of Private Placement Rights included in the Private Units, (iv) 150,000 ordinary shares comprising part of the Private Units issued upon conversion of Working Capital Loans, (v) 30,000 ordinary shares to be issued upon conversion of Private Placement Rights as part of the working capital units upon conversion of Working Capital Loans and (vi) 350,000 representative shares. The number of Private Placement Rights includes 470,000 Private Placement Rights as part of the Private Units and 150,000 Private Placement Rights as part of the working capital units upon the conversion of Working Capital Loans.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Public Offering.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or share right to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, share rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or share rights, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement shares pursuant to the letter agreement described herein.

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

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the Initial Public Offering that occurred on May 14, 2026, the underwriter partially exercised the over-allotment option for the purchase of an additional 1,500,000 Units and the underwriter was entitled to a cash underwriting discount of $187,500. The unexercised over-allotment option for the remaining 375,000 Units were forfeited.

Representative Shares

At the closing of the IPO, the Company issued 350,000 ordinary shares to the representative and/or its designees for $0.01 per share as representative shares (the “Representative Shares”). The Representative Shares are deemed to be underwriting compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the representative has agreed (i) to not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Combination Period. The excess of the fair value of the Representative Shares over the $0.01 per share issuance price was recorded as an offering cost.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 1,250,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 125,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 19,738,919 Ordinary Shares issued and outstanding, including 4,918,919 Founder Shares issued to the Sponsor, 470,000 Private Placement Shares issued to the Sponsor, 350,000 representative shares and 14,000,000 ordinary shares subject to possible redemption and classified as temporary equity.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-fifth of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

BREEZE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations. The fair value of the over-allotment option was initially $105,000, or $0.06 per option unit as of May 14, 2026. The over-allotment option only existed from the closing of the IPO on May 14, 2026 until the partial exercise on May 15, 2026 and expiration of the unexercised portion. Following the partial exercise and forfeiture of the option rights, the liability was extinguished and therefore the liability was zero as of June 30, 2026.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

May 14, 2026
Underlying stock price	$10.00
Exercise price	$10.00
Volatility	2.00%
Time to expiration	0.12
Risk-free rate	3.72%

The fair value of the Public and Private Rights issued in the Initial Public Offering is approximately $3,183,400 or approximately $0.22 per Public and Private Right. The fair value of the Public and Private Rights were determined using a Monte Carlo simulation model. The Public and Private Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance.

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public and Private Rights issued in the Initial Public Offering:

May 14, 2026
Implied Ordinary share price	$9.78
Volatility	3.00%
Expected term to de-SPAC (years)	1.00
Probability of de-SPAC and instrument-specific market adjustment	11.00%
Risk-free rate	3.91%

The Company determined the fair value of the Representative Shares to be approximately $0.93 per share based on a market-based approach. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Representative Shares issued upon the closing of the Initial Public Offering.

May 14, 2026
Implied common stock price	$10.00
Discount for expected forfeiture of shares	15.00%
Probability of De-SPAC and Market Adjustment	11.00%
Discount for Lack of Marketability	0.50%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 20, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the Company had not filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 and Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Delinquent Filings”), the Company no longer complies with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). The Company subsequently filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 on September 23, 2026 with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Breeze Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Breeze Sponsor II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Cayman Islands on August 20, 2025 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our IPO registration statement became effective on May 12, 2026. On May 14, 2026, we consummated our Initial Public Offering of 12,500,000 units generating gross proceeds of $125,000,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2026, were organizational activities, those necessary to prepare for our Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $398,121 and $259,915, respectively, which resulted from operating and formation costs offset by interest earned on cash held in the trust account and change in fair value of over-allotment liability.

Through June 30, 2026, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering and activities relating to general corporate matters.

Liquidity and Capital Resources

Following the closing of the Initial Public Offering, including the partial exercise of the over-allotment option, and the private placement, a total of $140,350,000 was placed in the Trust Account. We incurred transaction costs related to the issuances described above amounting to $2,698,154, consisting of $1,750,000 of cash underwriting fees, $472,654 of other offering costs, $325,500 of Representative Shares and $150,000 of Underwriters’ reimbursement.

For the six months ended June 30, 2026, net cash used in operating activities was $656,165, which was due to our net income of $259,915, partially offset by $624,649 of interest earned on cash held by trust account and changes in working capital accounts of $270,431.

For the six months ended June 30, 2026, net cash used in investing activities was $140,350,000, which was due to cash deposited into the trust account.

For the six months ended June 30, 2026, net cash provided by financing activities was $141,137,128, which was primarily due to $138,100,000 proceeds from the sale of units, net of underwriting fees, $4,700,000 proceeds from private placement units and $3,500 proceeds from the issuance of the representative shares; partially offset by $1,150,000 due from sponsor arising from the private placements issued that the Company has not received consideration, $353,722 payment of deferred offering costs, and $162,650 payment of related party promissory note.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the completion window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements were issued. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration and Shareholder Rights Agreement

In connection with the closing of the Initial Public Offering, the Company entered into a registration and shareholder rights agreement pursuant to which the holders of the Founder Shares, Private Units and the securities comprising the Private Units, and any Private Units that may be issued upon conversion of Working Capital Loans are entitled to certain registration rights with respect to such securities and certain other securities acquired prior to the consummation of the Company’s initial Business Combination.

Pursuant to the registration rights agreement and assuming the $1,500,000 of Working Capital Loans are converted into 150,000 Private Units, the Company will be obligated to register up to 6,012,919 ordinary shares and 620,000 Private Placement Rights. The number of ordinary shares includes (i) 4,918,919 outstanding ordinary shares issued as Founder Shares, (ii) 470,000 ordinary shares included in the Private Units, (iii) 94,000 ordinary shares to be issued upon conversion of Private Placement Rights included in the Private Units, (iv) 150,000 ordinary shares comprising part of the Private Units issued upon conversion of Working Capital Loans, (v) 30,000 ordinary shares to be issued upon conversion of Private Placement Rights as part of the working capital units upon conversion of Working Capital Loans and (vi) 350,000 representative shares. The number of Private Placement Rights includes 470,000 Private Placement Rights as part of the Private Units and 150,000 Private Placement Rights as part of the working capital units upon the conversion of Working Capital Loans.

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

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or share right to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, share rights, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or share rights, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement shares pursuant to the letter agreement described herein.

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

Subsequent to the Initial Public Offering that occurred on May 14, 2026, the underwriter partially exercised the over-allotment option for the purchase of an additional 1,500,000 Units and the underwriter was entitled to a cash underwriting discount of $187,500. The unexercised over-allotment option for the remaining 375,000 Units was forfeited.

Advisory Services Agreement

In connection with the Company’s Initial Public Offering, the Company and its Sponsor entered into an engagement with advisors (the “Advisors”) to provide strategic legal and advisory services in connection with the IPO.

Pursuant to the engagement, the Advisors are entitled to receive cash fees consisting of (i) a one-time payment of $800,000 payable upon the closing of the IPO and (ii) quarterly payments of $350,000 for four consecutive quarters, totaling $1,400,000, with the first payment due at the closing of the IPO and the remaining payments due at the end of each of the three subsequent fiscal quarters.

In addition, at the closing of the IPO, the Sponsor agreed to transfer to the Advisors 100,000 Founder Shares with an aggregate target value of $1,000,000, determined based on the IPO valuation of such Founder Shares. To the extent the aggregate value of the Founder Shares transferred is less than $1,000,000, the shortfall is payable in cash or additional shares.

Critical Accounting Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weaknesses as discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 14, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 14, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Following the closing of the Initial Public Offering, the sale of the Private Units, and the over-allotment shares, an amount of $140,350,000 ($10.025 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Units and the over-allotment units was placed in a trust account.

Transaction costs related to the issuances described above amounted to $2,698,154, consisting of $1,750,000 of cash underwriting fees, $472,654 of other offering costs, $325,500 of Representative Shares and $150,000 of Underwriters’ reimbursement. In addition, as of June 30, 2026, $130,963 of cash and cash equivalents was held by the Company outside of the Trust Account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Breeze Acquisition Corp. II

Date: October 16, 2026	By:	/s/ J. Douglas Ramsey
		Name:	J. Douglas Ramsey
		Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)